Form 10-K
period 1996-12-31
RURAL ELECTRIC COOPERATIVE GRANTOR TRUST SOYLAND 1987 A-4
filed 1997-03-31
CIK 814702

		   SECURITIES AND EXCHANGE COMMISSION
			Washington, D.C. 20549
			____________________

      x          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
		      THE SECURITIES EXCHANGE ACT OF 1934

		For the fiscal year ended December 31, 1996

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

	     2201 Cooperative Way, Herndon, VA 20171-3025
	       (Address of principal executive offices)
  (Registrant's telephone number, including area code, is 703-709-6700)

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

	b) As of March 28, 1997 there were two holders of certificates representing ownership of the beneficial interest in the Trust.


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

			1.      Financial Statements
				Report of Independent Public Accountants
				Statements of Assets and Liabilities as of
					December 31, 1996 and 1995
				Statements of Income and Expenses, for
				the Years Ended December 31, 1996,
				1995 and 1994
				Statements of Cash Flows, for the Years Ended
					December 31, 1996, 1995 and 1994
				Notes to Financial Statements

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

				10.1          Loan Agreement (incorporated
					      by reference to Exhibit 10.1
					      to Registration Statement on
					      Form S-1 [No. 33-14490]).

				10.2          Loan Guarantee and Servicing
					      Agreement (incorporated by
					      reference to Exhibit 10.2 to
					      Registration Statement on Form
					      S-1 [No. 33-14490]).

		b)      Form 8-K dated September 30, 1996.
			Semi-annual Report to Certificateholders dated
			September 30, 1996.

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

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia on the 28th day of March, 1997.


	RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1987 A-4

			By:     NATIONAL RURAL UTILITIES COOPERATIVE
				FINANCE CORPORATION as Servicer

				By:    /S/ Sheldon C. Petersen
					Sheldon C. Petersen, Governor and
					   Chief Executive Officer

		    RURAL ELECTRIC COOPERATIVE GRANTOR
			TRUST (SOYLAND) 1987-A4


	    FINANCIAL STATEMENTS AS OF DECEMBER 31, 1996 AND 1995
       AND FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
		     TOGETHER WITH AUDITORS' REPORT

Report of Independent Public Accountants



To the Trustee of
Rural Electric Cooperative Grantor Trust
	(Soyland) 1987-A4, and

To the Board of Directors of
National Rural Utilities Cooperative
	Finance Corporation:


We have audited the accompanying statements of assets and liabilities of Rural Electric Cooperative Grantor Trust (Soyland) 1987-A4 as of December 31, 1996 and 1995, and the related statements of income and expenses and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rural Electric Cooperative Grantor Trust (Soyland) 1987-A4 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.



March 24, 1997
Washington, D. C.

       RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1987-A4

		  STATEMENTS OF ASSETS AND LIABILITIES

		     AS OF DECEMBER 31, 1996 AND 1995

    _____________________________________________________________________


					 1996                 1995

ASSETS

Interest Receivable                  $1,361,416            $1,361,416

Note Receivable                      50,000,000            50,000,000

     Total Assets                   $51,361,416           $51,361,416





LIABILITIES

Interest Payable-
Grantor Trust Certificates           $1,350,083            $1,350,083

Servicer Fees Payable                    11,333                11,333

Rural Electric Cooperative
  Grantor Trust Certificates         50,000,000            50,000,000

     Total Liabilities              $51,361,416           $51,361,416











	      The accompanying notes are an integral part
		      of these financial statements

	  RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1987-A4

		     STATEMENTS OF INCOME AND EXPENSES

	   FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

    _____________________________________________________________________



					1996          1995          1994
INCOME:
  Interest on note receivable       $4,805,000     $4,805,000    $4,805,000


EXPENSES:
  Interest on
  grantor trust certificates         4,765,000      4,765,000     4,765,000
  Servicer fees                         40,000         40,000        40,000

      Total Expenses                 4,805,000      4,805,000     4,805,000

      Net Income                     $       -      $       -     $       -


	 RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1987-A4

			   STATEMENTS OF CASH FLOWS

	    FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

   _____________________________________________________________________

				 1996            1995             1994
CASH FLOWS FROM
  OPERATING ACTIVITIES:
  Interest received on
    note receivable          $4,805,000        $4,805,000         $4,805,000
  Interest paid to
    Certificateholders       (4,765,000)       (4,765,000)        (4,765,000)
  Fees paid to Servicer        ( 40,000)          (40,000)           (40,000)

     Net cash provided by
       operating activities           -                 -                  -


CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from principal
    payment on note                    -                -                  -

    Net cash provided from
     investing activities              -                -                  -


CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payment to
    Certificateholders                 -                -                  -

    Net cash used in
     financing activities              -                -                  -

NET CHANGE IN CASH                     -                -                  -

CASH, beginning of year                -                -                  -

CASH, end of year              $       -        $       -          $       -

ACCRUAL TO CASH BASIS RECONCILIATION:
  Accrual basis income         $       -        $       -          $       -
  Change in accrual accounts:
   Decrease in interest
    receivable                         -                -              2,834
   Decrease in interest
    payable                            -                -             (2,834)
   Decrease in servicer
    fees payable                       -                -                  -

     Total change in
      accrual accounts                 -               -                   -

Net cash provided by
   operating activities        $       -       $       -           $       -

		     The accompanying notes are an integral part
			    of these financial statements

	RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1987-A4

	NOTES TO FINANCIAL STATEMENTS

	AS OF DECEMBER 31, 1996, 1995 AND 1994

1.      ORGANIZATION AND OPERATIONS

	Rural Electric Cooperative Grantor Trust (Soyland) 1987-A4 (the "Trust") was formed under a Trust Agreement dated March 19, 1987 among National Rural Utilities Cooperative Finance Corporation ("CFC"), Soyland Power Cooperative, Inc. (the "Cooperative") and
	The First National Bank of Chicago (the "Trustee").   On that date,
	CFC made a loan to the Cooperative which issued a note (the "Note"), evidencing the borrowing, to the Trust. The Trust issued to CFC Rural Electric Cooperative Grantor Trust (Soyland) 9.53% Certificates Due 2006 (the "Certificates") in the amount of $50,000,000. The Certificates are solely the obligations of the Trust and are not insured or guaranteed by CFC, the Cooperative, the Trustee, the Rural Utilities Service ("RUS") of the United States Department of Agriculture ("USDA") nor any other governmental agency. Each Certificate represents an undivided fractional interest in the Trust. CFC is the depositor of the Trust and acts as Servicer of the Note. CFC filed, on behalf of the Trust, a Registration Statement on Form S-1 (Registration No. 33-14490) which became effective on July 15, 1987, and CFC resold the Certificates thereunder.

	The assets of the Trust consist primarily of the Note, bearing interest at 9.61% and maturing 2006, which is guaranteed (the "Guarantee") as to timely payment of principal and interest by the United States of America, acting through the Administrator of RUS. The amounts of principal and interest payments on the Note held by the Trust are sufficient to cover the scheduled principal and interest payments on the Certificates issued by the Trust and the scheduled amounts of servicer fees. The General Counsel of the USDA has issued an opinion that the Guarantee is supported by the full faith and credit of the United States of America.

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

	The Certificates are not subject to redemption prior to March 20, 1997. On February 14, 1997, RUS gave irrevocable notice that they will prepay the principal amount of $50,000,000. On March 20, 1997, such prepayment was made. The Trust Agreement was terminated after payment in full was made on the Certificates issued thereunder.


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


3.      INTEREST AND SERVICER FEE ACCOUNTING

	The Trust records interest income as it is earned and accrues
	interest expense and servicer fees as they are incurred.   Servicer
	fees represent eight basis points of the outstanding principal balance of the Certificates and the Note.


4.      FAIR VALUE OF FINANCIAL INSTRUMENTS

	Use Of Estimates

	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period. The estimates involve judgments with respect to, among other things, various future factors which are difficult to predict and are beyond the control of the Trust. With regards to the fair values below, actual amounts could differ from these estimates.


	The following disclosure of the estimated fair value of financial instruments is made in accordance with FASB Statement No. 107, "Disclosure about Fair Value of Financial Instruments." Whenever possible, the estimated fair value amounts have been determined using quoted market information as of December 31, 1996 and 1995, along with other valuation methodologies which are summarized below.
 Below is a summary of significant methodologies used in estimating fair value amounts and a schedule of fair values at December 31, 1996 and 1995.

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

Rural Electric Cooperative Grantor Trust Certificates


The fair value of the Certificates is estimated using quoted market prices for similar notes over the same remaining maturities.

The carrying and estimated fair values of the Trust's financial instruments as of December 31, 1996 and 1995, are as follows:

					1996                          1995
			       Carrying           Fair          Carrying        Fair
				 Value           Value           Value          Value
Assets:
Interest Receivable            1,361,416       1,361,416       1,361,416       1,361,416
Note Receivable               50,000,000      55,724,107      50,000,000      58,424,120

Liabilities:
Interest Payable - Grantor
Trust Certificates             1,350,083       1,350,083       1,350,083       1,350,083
Servicer Fees Payable             11,333          11,333          11,333          11,333
Rural Electric Cooperative
  Grantor Trust Certificates  50,000,000      55,735,498      50,000,000      58,443,787


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

<end>